Form 10-K
period 2006-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7
filed 2007-03-30
CIK 1363143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130786-02

J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7
(Exact name of issuing entity as specified in its charter)

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Exact name of depositor as specified in its charter)

J.P. Morgan Chase Bank, N.A.
Capmark Finance Inc.
LaSalle Bank National Association
Eurohypo AG, New York Branch
Nomura Credit & Capital, Inc.
(Exact name of sponsors as specified in their charters)

New York	20-5305622 20-5305398 20-5305486
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, IL	60603
(Address of principal executive offices of issuing entity)	(Zip Code of issuing entity)

(Issuing entity's telephone number, including area code)	(312) 904-7323

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable

Item 6. Selected Financial Data.
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

Item 8. Financial Statements and Supplementary Data.
Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable

Item 9A. Controls and Procedures.
Not Applicable

Item 9A(T). Controls and Procedures.
Not Applicable

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Not Applicable

Item 11. Executive Compensation.
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Not Applicable

Item 14. Principal Accounting Fees and Services.
Not Applicable

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
None.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
None of the reports on assessment of compliance with the applicable servicing criteria, or the related attestation reports, required to be delivered under the Pooling and Servicing Agreement for this transaction has identified any material instances of noncompliance with the servicing criteria in Item 1122 of Regulation AB, except as described below.

The Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to Wells Fargo during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All necessary adjustments have been made to correct those errors and to remedy related procedures. See Exhibits 33 and 34.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Exhibit 35.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 14, 2006 and incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated as of June 1, 2006 between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.2
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between Capmark Finance Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Capmark Finance Inc. (Filed as Exhibit 10.2 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.3
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between LaSalle Bank National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by LaSalle Bank National Association (Filed as Exhibit 10.3 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.4
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between Eurohypo AG, New York Branch and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Eurohypo AG, New York Branch (Filed as Exhibit 10.4 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.5
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between Nomura Credit & Capital, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Nomura Credit & Capital, Inc. (Filed as Exhibit 10.5 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.6
ISDA Master Agreement, dated as of June 29, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7 (Filed as Exhibit 10.6 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.7
Schedule to the ISDA Master Agreement, dated as of June 29, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7 (Filed as Exhibit 10.7 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.8
Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992 Master Agreement, dated as of June 29, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7 (Filed as Exhibit 10.8 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

31.1	Rule 13a-14(d)/15d-14(d) Certifications
33.1	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance, Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer No.1
33.2	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wachovia Bank, National Association, as Master Servicer No.2
33.3	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LNR Partners, Inc., as Special Servicer
33.4	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wells Fargo Bank National Association, as Trustee
33.5	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Paying Agent
33.6	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of First American Real Estates Services, Inc., as Servicing Function Participant
33.7	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Global Realty Outsourcing, Inc.., as Servicing Function Participant
34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance, Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer No.1

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wachovia Bank, National Association, as Master Servicer No.2
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LNR Partners, Inc., as Special Servicer
34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wells Fargo Bank National Association, as Trustee
34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Paying Agent
34.6	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of First American Real Estates Services, Inc., as Servicing Function Participant
34.7	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Global Realty Outsourcing, Inc.., as Servicing Function Participant
35.1	Servicer Compliance Statement of Capmark Finance, Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer No.1
35.2	Servicer Compliance Statement of Wachovia Bank, National Association, as Master Servicer No.2
35.3	Servicer Compliance Statement of LNR Partners, Inc., as Special Servicer
35.4	Servicer Compliance Statement of Wells Fargo Bank National Association, as Trustee
35.5	Servicer Compliance Statement of LaSalle Bank National Association, as Paying Agent

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.

March 30, 2007	/s/ Brian Baker
By: Brian Baker
Title: President and Chief Executive Officer

EXHIBIT INDEX

4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 14, 2006 and incorporated by reference herein)
10.1
Mortgage Loan Purchase Agreement, dated as of June 1, 2006 between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.2
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between Capmark Finance Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Capmark Finance Inc. (Filed as Exhibit 10.2 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.3
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between LaSalle Bank National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by LaSalle Bank National Association (Filed as Exhibit 10.3 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.4
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between Eurohypo AG, New York Branch and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Eurohypo AG, New York Branch (Filed as Exhibit 10.4 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.5
Mortgage Loan Purchase Agreement, dated as of June 1, 2006, between Nomura Credit & Capital, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Nomura Credit & Capital, Inc. (Filed as Exhibit 10.5 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.6
ISDA Master Agreement, dated as of June 29, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7 (Filed as Exhibit 10.6 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.7
Schedule to the ISDA Master Agreement, dated as of June 29, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7 (Filed as Exhibit 10.7 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

10.8
Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992 Master Agreement, dated as of June 29, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP7 (Filed as Exhibit 10.8 to Form 8-K filed on July 14, 2006, and incorporated by reference herein.)

31.1	Rule 13a-14(d)/15d-14(d) Certifications
33.1	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance, Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer No.1
33.2	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wachovia Bank, National Association, as Master Servicer No.2
33.3	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LNR Partners, Inc., as Special Servicer
33.4	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wells Fargo Bank National Association, as Trustee
33.5	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Paying Agent
33.6	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of First American Real Estates Services, Inc., as Servicing Function Participant
33.7	Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Global Realty Outsourcing, Inc.., as Servicing Function Participant
34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Capmark Finance, Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer No.1

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wachovia Bank, National Association, as Master Servicer No.2
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LNR Partners, Inc., as Special Servicer
34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wells Fargo Bank National Association, as Trustee
34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of LaSalle Bank National Association, as Paying Agent
34.6	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of First American Real Estates Services, Inc., as Servicing Function Participant
34.7	Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Global Realty Outsourcing, Inc.., as Servicing Function Participant
35.1	Servicer Compliance Statement of Capmark Finance, Inc., formerly known as GMAC Commercial Mortgage Corporation, as Master Servicer No.1
35.2	Servicer Compliance Statement of Wachovia Bank, National Association, as Master Servicer No.2
35.3	Servicer Compliance Statement of LNR Partners, Inc., as Special Servicer
35.4	Servicer Compliance Statement of Wells Fargo Bank National Association, as Trustee
35.5	Servicer Compliance Statement of LaSalle Bank National Association, as Paying Agent